Form 10-K
period 2007-12-31
First Franklin Mortgage Loan Trust, Series 2007-FFC
filed 2008-03-28
CIK 1392867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _______

Commission file number of issuing entity: 333-140436-14

First Franklin Mortgage Loan Trust, Series 2007-FFC
(Exact name of issuing entity as specified in its charter)

Commission file number of depositor: 333-140436

Merrill Lynch Mortgage Investors, Inc.
(Exact name of registrant/depositor as specified in its charter)

Merrill Lynch Mortgage Lending, Inc.
(Exact name of sponsor as specified in its charter)

New York	37-1553855 37-1553854 37-6421430 37-6421431
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o LaSalle Bank National Association, 135 South LaSalle Street, Chicago, Illinois 60603
(Address of issuing entity’s principal executive offices)

(312) 904-7323
(Issuing entity's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

 None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes	☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes	☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes  ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business.
Omitted.

Item 1A. Risk Factors.
Omitted.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Omitted.

Item 3. Legal Proceedings.
Omitted.

Item 4. Submission of Matters to a Vote of Security Holders.
Omitted.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.

Item 6. Selected Financial Data.
Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Omitted.

Item 8. Financial Statements and Supplementary Data.
Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.

Item 9A. Controls and Procedures.
Omitted.

Item 9A(T). Controls and Procedures.
Omitted.

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Omitted.

Item 11. Executive Compensation.
Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Omitted.

Item 14. Principal Accounting Fees and Services.
Omitted.

ADDITIONAL DISCLOSURE ITEMS UNDER REGULATION AB

Item 1112(b) of Regulation AB. Significant Obligors Financial Information.
No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB. Significant Enhancement Provider Financial Information.
Ambac Assurance Corporation has provided a certificate guaranty insurance policy for the benefit of the Trust and the holders of the Class A-1 Certificates and Class A-2 Certificates (together, the "Class A Certificates") issued by the Trust. Financial statements of Ambac Financial Group, Inc. and subsidiaries and the financial statements of Ambac Assurance Corporation and subsidiaries are incorporated by reference to Ambac Financial Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2007 and are included as Exhibit 99.1 to this Form 10-K.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).
No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB. Legal Proceedings.
The registrant knows of no material pending legal proceedings involving the Trust and all parties related to such Trust, other than routine litigation incidental to the duties of those respective parties.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.
The information regarding this Item has been previously filed in a 424(b)(5) filing dated May 29, 2007.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
See Item 15, exhibits (33) and (34).

The following information regarding LaSalle Bank National Association's material instances of noncompliance and related remedial action was provided by LaSalle Bank National Association.

LaSalle Bank National Association’s (“LaSalle”) Report on Assessment of Compliance with Servicing Criteria for 2007 (the “2007 Assessment”) attached to this Report on Form 10-K describes in Appendix B the following material instance of noncompliance related to investor reporting:

“1122(d)(3)(i)(A) and (B) – During the Reporting Period, certain monthly investor or remittance reports were not prepared in accordance with the terms set forth in the transaction agreements and certain investor reports did not provide the information calculated in accordance with the terms specified in the transaction agreements for which certain individual errors may or may not have been material.”

The investor reporting errors identified on LaSalle’s 2007 Assessment as material instances of noncompliance (the “Investor Reporting Errors”) included, for example, revised delinquency, REO, foreclosure, repurchase, payoff or modified loan counts, category indicators and/or balances.  The conclusion that the Investor Reporting Errors amounted to a material instance of noncompliance was based primarily on the aggregate number of errors as opposed to the materiality of any one error.

The Investor Reporting Errors were generally caused by human error resulting primarily from high volume monthly data processing demands that had to be addressed within constricted time frames with less than a full complement of operational staff.  Between the fourth quarter of the Reporting Period and the date of the 2007 Assessment, LaSalle has employed additional operational staff to accommodate the high volume of monthly investor reporting requirements and minimize the risk of the Investor Reporting Errors recurring.  Other necessary controls are in place to minimize the risk of such errors.

With respect to the specific pool assets and asset-backed securities related to the Investor Reporting Errors, the errors did not have, and are not reasonable likely in the future to have, any material impact or effect on pool asset performance, servicing of the pool assets and payments or expected payments on the mortgage-backed securities.

The Certification Regarding Compliance with Applicable Servicing Criteria of Home Loan Services, Inc. (the “HLS Certification”) identified material instances of noncompliance with respect to the following servicing criteria:

Item 1122 (d)(1)(i) – Policies and procedures instituted to monitor any performance or other triggers and events of default in accordance with the transaction agreements.

Item 1122(d)(2)(vii) – Monthly reconciliations for all asset-backed securities related bank accounts, including custodial accounts and related bank clearing accounts. Such reconciliations are prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements.

Item 1122(d)(4)(x)(c) – Funds held in trust for an obligor (such as escrow accounts), which are returned to the obligor within 30 calendar days of full repayment of the related pool asset, or such other number of days specified in the transaction agreements.

The HLS Certification stated that the following remediation efforts have been made with respect to such material instances of noncompliance:

Item 1122 (d)(1)(i) – “Monthly reporting and quarterly review processes were established in April 2007 and maintained throughout the remainder of the year. No subsequent exceptions were noted.”

Item 1122(d)(2)(vii) – “Bank reconciliations were completed within the 30 day period; however, preparers sign-off did no occur until the 31st day. This exception was noted in the first six months of 2007. Processes were revised with no subsequent findings in the second half of 2007.”

Item 1122(d)(4)(x)(c) – “Funds held in escrow on two accounts were not returned within 30 days of loan payoff. Processes have been revised to ensure for future compliance.”

The Report on Assessment of Compliance of American Security Insurance Company, Standard Guaranty Insurance Company and TrackSure Insurance Agency, Inc. (the relevant Vendor cited in the HLS Certification) indicated a material instance of noncompliance with Item 1122(d)(4)(xii), and stated that the company “did not have, during the Reporting Period, sufficient policies and procedures to capture the information with respect to the Platform Transactions necessary to determine compliance with Item 1122(d)(4)(xii).”

The HLS Certification stated that the Vendor has made the following remediation efforts with respect to such material instance of noncompliance:

Item 1122(d)(4)(xii) – “Practices and procedures to capture information necessary to assess compliance were implemented as of January 1, 2008 by Assurant Specialty Property.”

The HLS Certification did not report any material deficiencies with respect to policies and procedures in place to monitor Vendors.

Item 1123 of Regulation AB. Servicer Compliance Statement.
See Item 15, exhibit (35).

Although the above-referenced material instances of noncompliance with respect to Items 1122(d)(1)(i), 1122(d)(2)(vii) and 1122(d)(4)(x)(c) in the HLS Certification were material to the activities of Home Loan Services, Inc. ("HLS") on a platform level, HLS indicated that such instances of noncompliance had no material effect on the performance of HLS in its capacity as servicer under the pooling and servicing agreement related to the securities issued by the Issuing Entity. Accordingly, the servicer compliance statement of HLS was appropriately unqualified.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:
    (1) Not Applicable.
    (2) Not Applicable.
    (3)

Exhibit Number	Description
4.1	Pooling and Servicing Agreement (filed as an exhibit to Form 8-K on 2007-06-13)
10.1	Mortgage Loan Purchase Agreement (filed as an exhibit to Form 8-K on 2007-06-13)
10.2	Mortgage Loan Purchase Agreement (filed as an exhibit to Form 8-K on 2007-06-13)
31	Sarbanes-Oxley Certification
33(a)	Report on assessment of compliance with servicing criteria for asset-backed securities, Home Loan Services, Inc., as Servicer
33(b)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Trustee and Custodian
33(c)	Report on assessment of compliance with servicing criteria for asset-backed securities, First American Real Estate Solutions of Texas, L.P. as Servicing Function Participant
33(d)	Report on assessment of compliance with servicing criteria for asset-backed securities, Regulus Group LLC, as Servicing Function Participant
33(e)	Report on assessment of compliance with servicing criteria for asset-backed securities, Assurant Inc., as Servicing Function Participant
34(a)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Home Loan Services, Inc, as Servicer
34(b)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Trustee and Custodian
34(c)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, First American Real Estate Solutions of Texas, L.P. as Servicing Function Participant
34(d)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Regulus Group LLC, as Servicing Function Participant
34(e)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Assurant Inc., as Servicing Function Participant
35(a)	Servicer compliance statement, Home Loan Services, Inc., as Servicer
35(b)	Servicer compliance statement, LaSalle Bank National Association, as Trustee
35(c)	Servicer compliance statement, First American Real Estate Solutions of Texas, L.P. as Servicing Function Participant
35(d)	Servicer compliance statement, Regulus Group LLC, as Servicing Function Participant
99.1
Consolidated financial statements of Ambac Assurance Corporation for the year ended December 31, 2007 (Incorporated by reference from the Annual Report on Form 10-K of Ambac Financial Group, Inc. for the year ended December 31, 2007 (Commission File # 001-10777) as filed on or about February 29, 2007).

(b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(31)	Rule 13a-14(d)/15d-14(d) Certifications.

(33)	Reports on assessment of compliance with servicing criteria for asset-backed securities:
Home Loan Services, Inc., as Servicer
LaSalle Bank National Association, as Trustee and Custodian
First American Real Estate Solutions of Texas, L.P. as Servicing Function Participant
Regulus Group LLC, as Servicing Function Participant
Assurant Inc., as Servicing Function Participant

(34)	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities:
Home Loan Services, Inc., as Servicer
LaSalle Bank National Association, as Trustee and Custodian
First American Real Estate Solutions of Texas, L.P. as Servicing Function Participant
Regulus Group LLC, as Servicing Function Participant
Assurant Inc., as Servicing Function Participant

(35)	Servicer Compliance Statements:
Home Loan Services, Inc., as Servicer
LaSalle Bank National Association, as Trustee
First American Real Estate Solutions of Texas, L.P. as Servicing Function Participant
Regulus Group LLC, as Servicing Function Participant

(c) Not Applicable.

SIGNATURES

Home Loan Services, Inc., as Servicer

March 28, 2008	/s/ Steven A. Baranet
By: Steven A. Baranet
Title: Vice President
(Senior Officer in charge of the servicing function of the servicer)

EXHIBIT INDEX

Exhibit Number	Description
4.1	Pooling and Servicing Agreement (filed as an exhibit to Form 8-K on 2007-06-13)
10.1	Mortgage Loan Purchase Agreement (filed as an exhibit to Form 8-K on 2007-06-13)
10.2	Mortgage Loan Purchase Agreement (filed as an exhibit to Form 8-K on 2007-06-13)
31	Sarbanes-Oxley Certification
33(a)	Report on assessment of compliance with servicing criteria for asset-backed securities, Home Loan Services, Inc., as Servicer
33(b)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Trustee and Custodian
33(c)	Report on assessment of compliance with servicing criteria for asset-backed securities, First American Real Estate Solutions of Texas, L.P. as Servicing Function Participant
33(d)	Report on assessment of compliance with servicing criteria for asset-backed securities, Regulus Group LLC, as Servicing Function Participant
33(e)	Report on assessment of compliance with servicing criteria for asset-backed securities, Assurant Inc., as Servicing Function Participant
34(a)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Home Loan Services, Inc, as Servicer
34(b)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Trustee and Custodian
34(c)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, First American Real Estate Solutions of Texas, L.P. as Servicing Function Participant
34(d)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Regulus Group LLC, as Servicing Function Participant
34(e)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Assurant Inc., as Servicing Function Participant
35(a)	Servicer compliance statement, Home Loan Services, Inc., as Servicer
35(b)	Servicer compliance statement, LaSalle Bank National Association, as Trustee
35(c)	Servicer compliance statement, First American Real Estate Solutions of Texas, L.P. as Servicing Function Participant
35(d)	Servicer compliance statement, Regulus Group LLC, as Servicing Function Participant
99.1
Consolidated financial statements of Ambac Assurance Corporation for the year ended December 31, 2007 (Incorporated by reference from the Annual Report on Form 10-K of Ambac Financial Group, Inc. for the year ended December 31, 2007 (Commission File # 001-10777) as filed on or about February 29, 2007).